Form 10-K
period 2019-12-31
DBJPM 2016-C3 Mortgage Trust
filed 2020-03-17
CIK 1677390

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the U-Haul AREC Portfolio Mortgage Loan, which constituted approximately 5.1% of the asset pool of the issuing entity as of its cut-off date.  The U-Haul AREC Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the U-Haul AREC Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.This loan combination, including the U-Haul AREC Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the U-Haul AREC Portfolio loan combination in the CD 2016-CD1 Mortgage Trust transaction, Commission File Number 333-206705-05 (the “CD 2016-CD1 Transaction”).  After the closing of the CD 2016-CD1 Transaction on August 25, 2016, this loan combination, including the U-Haul AREC Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CD 2016-CD1 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Westfield San Francisco Centre Mortgage Loan, the Opry Mills Mortgage Loan, the Intercontinental Kansas City Hotel Mortgage Loan and the Williamsburg Premium Outlets Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, The Shops at Crystals Mortgage Loan, the U-Haul AREC Portfolio Mortgage Loan, the Opry Mills Mortgage Loan and the Williamsburg Premium Outlets Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, The Shops at Crystals Mortgage Loan and the U-Haul AREC Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the Shops at Crystals 2016-CSTL Transaction and the pooling and servicing agreement for the CD 2016-CD1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, The Shops at Crystals Mortgage Loan and the U-Haul AREC Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Williamsburg Premium Outlets Mortgage Loan, The Shops at Crystals Mortgage Loan, the Opry Mills Mortgage Loan, the U-Haul AREC Portfolio Mortgage Loan, the Intercontinental Kansas City Hotel Mortgage Loan and the Westfield San Francisco Centre Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Westfield San Francisco Centre Mortgage Loan, the Opry Mills Mortgage Loan, The Shops at Crystals Mortgage Loan,  the U-Haul AREC Portfolio Mortgage Loan and the Intercontinental Kansas City Hotel Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Intercontinental Kansas City Hotel Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Intercontinental Kansas City Hotel Mortgage Loan, KeyBank National Association as primary servicer of The Shops at Crystals Mortgage Loan, AEGON USA Realty Advisors, LLC as special servicer of The Shops at Crystals Mortgage Loan, LNR Partners, LLC as special servicer of the Opry Mills Mortgage Loan, Pacific Life Insurance Company as special servicer of the Westfield San Francisco Centre Mortgage Loan, and Rialto Capital Advisors, LLC, as special servicer of the U-Haul AREC Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Center 21 Mortgage Loan (see Exhibit 33.1)

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Center 21 Mortgage Loan (see Exhibit 33.1)

33.8         Wells Fargo Bank, National Association, as Trustee of the Center 21 Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.13       Wells Fargo Bank, National Association, as Trustee of the 693 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.18       Wells Fargo Bank, National Association, as Trustee of the Staybridge Suites Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Staybridge Suites Times Square Mortgage Loan (see Exhibit 33.5)

33.21       Wells Fargo Bank, National Association, as Primary Servicer of the Intercontinental Kansas City Hotel Mortgage Loan

33.22       CWCapital Asset Management LLC, as Special Servicer of the Intercontinental Kansas City Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wilmington Trust, National Association, as Trustee of the Intercontinental Kansas City Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Deutsche Bank Trust Company Americas, as Custodian of the Intercontinental Kansas City Hotel Mortgage Loan

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

33.30       Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.4)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.5)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.26)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 33.27)

33.35       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

33.36       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan

33.37       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 33.4)

33.39       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan (see Exhibit 33.21)

33.40       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

33.41       Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan

33.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Opry Mills Mortgage Loan (see Exhibit 33.26)

33.45       National Tax Search, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan (see Exhibit 33.27)

33.46       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.21)

33.47       Pacific Life Insurance Company, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan

33.48       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.24)

33.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.26)

33.51       National Tax Search, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 33.27)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 33.1)

33.53       Rialto Capital Advisors, LLC, as Special Servicer of the U-Haul AREC Portfolio Mortgage Loan

33.54       Wells Fargo Bank, National Association, as Trustee of the U-Haul AREC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 33.4)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Center 21 Mortgage Loan (see Exhibit 34.1)

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Center 21 Mortgage Loan (see Exhibit 34.1)

34.8         Wells Fargo Bank, National Association, as Trustee of the Center 21 Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.13       Wells Fargo Bank, National Association, as Trustee of the 693 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.18       Wells Fargo Bank, National Association, as Trustee of the Staybridge Suites Times Square Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Staybridge Suites Times Square Mortgage Loan (see Exhibit 34.5)

34.21       Wells Fargo Bank, National Association, as Primary Servicer of the Intercontinental Kansas City Hotel Mortgage Loan

34.22       CWCapital Asset Management LLC, as Special Servicer of the Intercontinental Kansas City Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wilmington Trust, National Association, as Trustee of the Intercontinental Kansas City Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Deutsche Bank Trust Company Americas, as Custodian of the Intercontinental Kansas City Hotel Mortgage Loan

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

34.30       Wilmington Trust, National Association, as Trustee of the Williamsburg Premium Outlets Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Wells Fargo Bank, National Association, as Custodian of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.4)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.5)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.26)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 34.27)

34.35       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan

34.36       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan

34.37       Wells Fargo Bank, National Association, as Trustee of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Custodian of The Shops at Crystals Mortgage Loan (see Exhibit 34.4)

34.39       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan (see Exhibit 34.21)

34.40       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan

34.41       Wilmington Trust, National Association, as Trustee of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Opry Mills Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Opry Mills Mortgage Loan

34.44       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Opry Mills Mortgage Loan (see Exhibit 34.26)

34.45       National Tax Search, LLC, as Servicing Function Participant of the Opry Mills Mortgage Loan (see Exhibit 34.27)

34.46       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.21)

34.47       Pacific Life Insurance Company, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan

34.48       Wilmington Trust, National Association, as Trustee of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Deutsche Bank Trust Company Americas, as Custodian of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.24)

34.50       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.26)

34.51       National Tax Search, LLC, as Servicing Function Participant of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 34.27)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 34.1)

34.53       Rialto Capital Advisors, LLC, as Special Servicer of the U-Haul AREC Portfolio Mortgage Loan

34.54       Wells Fargo Bank, National Association, as Trustee of the U-Haul AREC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 34.4)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 34.5)

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

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Center 21 Mortgage Loan (see Exhibit 35.1)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Center 21 Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 693 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 693 Fifth Avenue Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Staybridge Suites Times Square Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Staybridge Suites Times Square Mortgage Loan (see Exhibit 35.1)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Intercontinental Kansas City Hotel Mortgage Loan

35.11       CWCapital Asset Management LLC, as Special Servicer of the Intercontinental Kansas City Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.10)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Williamsburg Premium Outlets Mortgage Loan (see Exhibit 35.1)

35.14       KeyBank National Association, as Primary Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       AEGON USA Realty Advisors, LLC, as Special Servicer of The Shops at Crystals Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the Opry Mills Mortgage Loan (see Exhibit 35.10)

35.17       LNR Partners, LLC, as Special Servicer of the Opry Mills Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Westfield San Francisco Centre Mortgage Loan (see Exhibit 35.10)

35.19       Pacific Life Insurance Company, as Special Servicer of the Westfield San Francisco Centre Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the U-Haul AREC Portfolio Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the U-Haul AREC Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 17, 2020